Form 10-K/A
period 2003-12-31
LONG BEACH SECURITIES CORP CERTS SERIES 2003-4
filed 2004-06-30
CIK 1253156

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K/A

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


                                       Long Beach Securities Corp.


                                       By: /s/:  Jeffery A. Sorensen
                                       Name:  Jeffery A. Sorensen
                                       Title:  First Vice President


     Date:  March 24, 2004


     EXHIBIT INDEX

     Exhibit Document

      31   Section 302 Certification

      99.1 Servicer's Annual Statement of Compliance for Year End
           December 31,2003. REVISED

      99.2 Servicer's Annual Independent Accountant's Report for Year End December 31,2003.